Form 10-K
period 2006-12-31
TBW Mortgage-Backed Trust Series 2006-5
filed 2007-03-29
CIK 1377841

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-131690-01

       TBW Mortgage-Backed Trust Series 2006-5
       (exact name of issuing entity as specified in its charter)

       BNP Paribas Mortgage Securities LLC
       (exact name of the depositor as specified in its charter)

       Taylor, Bean & Whitaker Mortgage Corp.
       (exact name of the sponsor as specified in its charter)


  New York                                          51-0611737
  (State or other jurisdiction of                   51-0611738
  incorporation or organization)                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

 Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents more than 10% of the pool assets held by this transaction.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.



            No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction where the significance percentage is 10% or more.



  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            None.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            The servicing criteria have been completed within the manner stated in the governing documents and are attached hereto under Item 15.

            The 1122 statements for Taylor, Bean & Whitaker Mortgage Corp. has disclosed the following instances of material noncompliance with criteria 1122 (d)(3)(i), 1122 (d)(4)(vii) and 1122 (d)(4)(xi)
            applicable to the Company during the period from March 30, 2006 through December 31, 2006. With respect to criterion 1122(d)(3)(i), four of thirty-five monthly reports tested were not delivered within timeframes set forth in the transaction agreements. With respect to criterion 1122(d)(4)(vii), foreclosure was not initiated within the timeframes established by the transaction agreements for nine of twenty-four loans tested. With respect to criterion 1122(d)(4)(xi), hazard insurance payments made on behalf of obligors were not completed on or before the due date for two of sixty loans tested.

            The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

            Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicer's, and Taylor, Bean & Whitaker Mortgage Corp.'s, Assessment of Compliance and related Attestation Report did not address each of the servicing criteria that the Servicer or Taylor, Bean & Whitaker Mortgage Corp., as applicable, was required to address under the terms of the related Servicing Agreement. The Servicer has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer's Compliance Statement provided under Item 1123 of Regulation AB, because the Servicer asserts that those items are not applicable to the Servicer. As stated in its Item 1122 Assessment, Taylor, Bean & Whitaker Mortgage Corp. has concluded that the omitted servicing criteria are not applicable to the servicing activities it performs with respect to the asset-backed securities transactions covered by the
            Item 1122 report.

  Item 1123 of Regulation AB, Servicer Compliance Statement.



            The servicer compliance statements have been completed within the manner stated in the governing documents and are attached hereto under Item 15.




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (4) The Pooling and Servicing Agreement, dated as of October 1, 2006, among BNP Paribas Mortgage Securities LLC, as depositor, Wells Fargo
     Bank, N.A., as master servicer and securities administrator, and U.S.
     Bank National Association, as trustee, a copy of which is filed as Exhibit
     4.1 to the BNP Paribas Mortgage Securities LLC Form 8-K dated October 26, 2006 and incorporated by reference herein.

    (10) Incorporated by reference as Exhibit (4).

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Colonial Bank, N.A., as Custodian <F1>
      b) Taylor, Bean & Whitaker Mortgage Corp., as Servicer <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer <F1>
      d) Wells Fargo Bank, N.A., as Securities Administrator <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Colonial Bank, N.A., as Custodian <F1>
      b) Taylor, Bean & Whitaker Mortgage Corp., as Servicer <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer <F1>
      d) Wells Fargo Bank, N.A., as Securities Administrator <F1>


     (35) Servicer compliance statement.


      a) Taylor, Bean & Whitaker Mortgage Corp., as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Securities Administrator <F1>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    TBW Mortgage-Backed Trust Series 2006-5
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Craig Driver
    Craig Driver, Vice President

    Date:      March 29, 2007


  Exhibit Index

  Exhibit No.

     (4) The Pooling and Servicing Agreement, dated as of October 1, 2006, among BNP Paribas Mortgage Securities LLC, as depositor, Wells Fargo
     Bank, N.A., as master servicer and securities administrator, and U.S.
     Bank National Association, as trustee, a copy of which is filed as Exhibit
     4.1 to the BNP Paribas Mortgage Securities LLC Form 8-K dated October 26, 2006 and incorporated by reference herein.

    (10) Incorporated by reference as Exhibit (4).


    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Colonial Bank, N.A., as Custodian
      b) Taylor, Bean & Whitaker Mortgage Corp., as Servicer
      c) Wells Fargo Bank, N.A., as Master Servicer
      d) Wells Fargo Bank, N.A., as Securities Administrator


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Colonial Bank, N.A., as Custodian
      b) Taylor, Bean & Whitaker Mortgage Corp., as Servicer
      c) Wells Fargo Bank, N.A., as Master Servicer
      d) Wells Fargo Bank, N.A., as Securities Administrator


     (35) Servicer compliance statement.


      a) Taylor, Bean & Whitaker Mortgage Corp., as Servicer
      b) Wells Fargo Bank, N.A., as Master Servicer
      c) Wells Fargo Bank, N.A., as Securities Administrator


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, Craig Driver, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of TBW Mortgage-Backed Trust Series 2006-5 (the Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Taylor, Bean & Whitaker Mortgage Corp. as Servicer.

     Dated:    March 29, 2007

     /s/ Craig Driver
     Signature

     Vice President
     Title


EX-33 (a)
(logo) COLONIAL BANK, N.A.
You'll like it here.


Colonial Bank, N.A. (Colonial) is responsible for assessing compliance as of December 31, 2006 for the period March 30, 2006 through December 31, 2006 with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (CFR) as delegated in the pooling and servicing agreement (PSA) and/or the sub servicing agreement (SSA) for pools securitized in 2006. The scope includes all securitized loans/pools closed during 2006 that require Regulation AB/1122 reporting. The securitized pools under review were:
TBW Mortgage-Back Pass-Through Certificates, Series 2006-01, TBW Mortgage-Back Pass-Through Certificates, Series 2006-02, TBW Mortgage-Back Pass-Through Certificates, Series 2006-03, TBW Mortgage-Back Pass-Through Certificates, Series 2006-04, TBW Mortgage-Back Pass-Through Certificates, Series 2006-05, and TBW Mortgage-Back Pass-Through Certificates, Series 2006-06.

Colonial has assessed its compliance with the applicable servicing criteria for the period March 30, 2006 through December 31, 2006 and concludes Colonial has complied, in all material respects, with the applicable servicing criteria for the securitized loans/pools indicated above. The extent and nature of the applicability of the applicable servicing criteria to Colonial's services is qualified by additional information presented below.

REGULATION AB SECTON 229.1122 - ITEM 1122d SERVICING CRITERIA


Regulation AB Reference/Servicing Criteria                           Applicable Servicing Criteria/Compliance

1122(d)(1)(i)    - Policies and procedures are instituted            Not Applicable
                   to monitor any performance or other
                   triggers and events of default in
                   accordance with the transaction
                   agreements.

1122(d)(1)(ii)   - If any material servicing activities              Colonial is in compliance.
                   are outsourced to third parties, policies
                   and procedures are instituted to monitor
                   the third party's performance and
                   compliance with such servicing
                   activities.

1122(d)(1)(iii)  - Any requirements in the transaction               Not Applicable
                   agreements to maintain a back-up servicer
                   for the pool assets are maintained.

1122(d)(1)(iv)   - A fidelity bond and errors and                    Colonial is in compliance.
                   omissions policy is in effect on the
                   party participating in the servicing
                   function throughout the reporting period
                   in the amount of coverage required by and
                   otherwise in accordance with the terms of
                   the transaction agreements.

1122(d)(2)(i)    - Payments on pool assets are deposited             Not Applicable
                   into the appropriate custodial bank
                   accounts and related bank clearing
                   accounts no more than two business days
                   following receipt, or such other number
                   of days specified in the transaction
                   agreements.

1122(d)(2)(ii)   - Disbursements made via wire transfer on           Not Applicable
                   behalf of an obligor or to an investor
                   are made only by authorized personnel.

1122(d)(2)(iii)  - Advances of funds or guarantees                   Not Applicable
                   regarding collections, cash flows or
                   distributions, and any interest or other
                   fees charged for such advances, are made,
                   reviewed, and approved as specified in
                   the transaction agreements.

1122(d)(2)(iv)   - The related accounts for the                      Not Applicable
                   transaction, such as cash reserve
                   accounts or accounts established as a
                   form of overcollateralization, are
                   separately maintained (e.g., with respect
                   to commingling of cash) as set forth in
                   the transaction agreements.

1122(d)(2)(v)    - Each custodial account is maintained at a         Not Applicable


(page)


                   federally insured depository institution as set forth in the transaction agreements.
                   For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of 240.13k-1(b)(1) of this chapter.

1122(d)(2)(vi)   - Unissued checks are safeguarded so as to          Not Applicable
                   prevent unauthorized access.

1122(d)(2)(vii)  - Reconciliations are prepared on a monthly         Not Applicable
                   basis for all asset-backed securities
                   related bank accounts, including
                   custodial accounts and related bank
                   clearing accounts. These reconciliations:
                   (A) Are mathematically accurate; (B) Are
                   prepared within 30 calendar days after
                   the bank statement cutoff date, or such
                   other number of days specified in the
                   transaction agreements; (C) Are reviewed
                   and approved by someone other than the
                   person who prepared the reconciliation;
                   and (D) Contain explanations for
                   reconciling items. These reconciling
                   items are resolved within 90 calendar
                   days of their original identification, or
                   such other number of days specified in
                   the transaction agreements.

1122(d)(3)(i)    - Reports to investors, including those to          Not Applicable
                   be filed with the Commission, are
                   maintained in accordance with the
                   transaction agreements and applicable
                   Commission requirements. Specifically,
                   such reports: (A) Are prepared in
                   accordance with timeframes and other
                   terms set forth in the transaction
                   agreements; (B) Provide information
                   calculated in accordance with the terms
                   specified in the transaction agreements;
                   (C) Are filed with the Commission as
                   required by its rules and regulations;
                   and (D) Agree with the investors' or
                   trustee's records as to the total unpaid
                   principal balance and number of pool
                   assets serviced by the servicer.

1122(d)(3)(ii)   - Amounts due to investors are allocated            Not Applicable
                   and remitted in accordance with
                   timeframes, distribution priority and
                   other terms set forth in the transaction
                   agreements.

1122(d)(3)(iii)  - Disbursements made to an investor are             Not Applicable
                   posted within two business days to the
                   servicer's investor records, or such
                   other number of days specified in the
                   transaction agreements.






1122(d)(3)(iv)   - Amounts remitted to investors per the             Not Applicable
                   investor reports agree with cancelled
                   checks, or other form of payment, or
                   custodial bank statements.



1122(d)(4)(i)    - Collateral or security on pool assets             Colonial is in compliance.
                   is maintained as required by the
                   transaction agreements or related pool
                   asset documents.

1122(d)(4)(ii)   - Pool assets and related documents are             Colonial is in compliance.
                   safeguarded as required by the
                   transaction agreements.

1122(d)(4)(iii)  - Any additions, removals, or                       Colonial is in compliance.
                   substitutions to the asset pool are made,
                   reviewed, and approved in accordance with
                   any conditions or requirements in the
                   transaction agreements.

1122(d)(4)(iv)   - Payments on pool assets, including any            Not Applicable
                   payoffs, made in accordance with related
                   pool asset documents are posted to the
                   Servicer's obligor records maintained no
                   more than two business days after
                   receipt, or such other number of days
                   specified in the transaction


(page)


                   agreements, and allocated to principal,
                   interest, or other items (e.g., escrow)
                   in accordance with the related pool
                   asset documents.

1122(d)(4)(v)    - The Servicer's records regarding the              Not Applicable
                   pool assets agree with the servicer's
                   records with respect to an obligor's
                   unpaid principal balance.

1122(d)(4)(vi)   - Changes with respect to the terms or              Not Applicable
                   status of an obligor's pool asset (e.g.,
                   loan modifications or re-agings) are
                   made, reviewed and approved by authorized
                   personnel in accordance with the
                   transaction agreements and related pool
                   asset documents.

1122(d)(4)(vii)  - Loss mitigation or recovery actions               Not Applicable
                   (e.g., forbearance plans, modifications
                   and deeds in lieu of foreclosure,
                   foreclosures and repossessions, as
                   applicable) are initiated, conducted, and
                   concluded in accordance with the
                   timeframes or other requirements
                   established by the transaction
                   agreements.

1122(d)(4)(viii) - Records documenting collection efforts            Not Applicable
                   are maintained during the period a pool
                   asset is delinquent in accordance with
                   the transaction agreements. Such records
                   are maintained on at least a monthly
                   basis, or such other period specified in
                   the transaction agreements, and describe
                   the entity's activities in monitoring
                   delinquent pool assets including, for
                   example, phone calls, letters, and
                   payment rescheduling plans in cases where
                   delinquency is deemed temporary (e.g.,
                   illness or unemployment).

1122(d)(4)(ix)   - Adjustments to interest rates or rates            Not Applicable
                   of return for pool assets with variable
                   rates are computed based on the related
                   pool asset documents.

1122(d)(4)(x)    - Regarding any funds held in trust for             Not Applicable
                   an obligor (such as escrow accounts): (A)
                   such funds are analyzed, in accordance
                   with the obligor's pool asset documents,
                   on at least an annual basis, or such
                   other period specified in the transaction
                   agreements; (B) interest on such funds is
                   paid, or credited, to obligors in
                   accordance with applicable pool asset
                   documents and state laws; and (C) such
                   funds are returned to the obligor within
                   30 calendar days of full repayment of the
                   related pool asset, or such other number
                   of days specified in the transaction
                   agreements.

1122(d)(4)(xi)   - Payments made on behalf of an obligor             Not Applicable
                   (such as tax or insurance payments) are
                   made on or before the related penalty or
                   expiration dates, as indicated on the
                   appropriate bills or notices for such
                   payments, provided that such support has
                   been received by the servicer at least 30
                   calendar days prior to these dates, or
                   such other number of days specified in
                   the transaction agreements.

1122(d)(4)(xii)  - Any late payment penalties in                     Not Applicable
                   connection with any payment to be made on
                   behalf of an obligor are paid from the
                   servicer's funds and not charged to the
                   obligor, unless the late payment was due
                   to the obligor's error or omission.

1122(d)(4)(xiii) - Disbursements made on behalf of an                Not Applicable
                   obligor are posted within two business
                   days to the obligor's records maintained
                   by the servicer, or such other number of
                   days specified in the transaction
                   agreements.

1122(d)(4)(xiv)  - Delinquencies, charge-offs, and                   Not Applicable
                   uncollectible


(page)


                   accounts are recognized and
                   recorded in accordance with the
                   transaction agreements.

1122(d)(4)(xv)   - Any external enhancement or other                 Not Applicable
                   support identified in Item 1114(a)(1)
                   through (3) or Item 1115 of this
                   Regulation AB, is maintained as set forth
                   in the transaction agreements.



/s/ Sarah H. Moore
Sarah H. Moore
Senior Executive Vice President, Chief Financial Officer


/s/ Kamal Hosein
Kamal Hosein
Senior Vice President, Treasurer



P.O. Box 241148 * 100 Colonial Bank Blvd. * Montgomery, Alabama 36117 Member FDIC * An affiliate of The Colonial BancGroup, Inc. * www.colonialbank.com





EX-33 (b)
(logo)
TB&W


Taylor, Bean & Whitaker
Mortgage Corp.
101 N.E. 2nd Street
Ocala, Florida 34470
Bus. (352) 351-1109
Fax  (352) 867-1190


Taylor, Bean & Whitaker Mortgage Corp.'s Report on Assessment of Compliance with Servicing Criteria

Taylor, Bean & Whitaker Mortgage Corp. (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from March 30, 2006 (the date of issuance of the first TBW Mortgage Loan Trust 2006 subject to the requirements of Regulation AB) through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), except for criteria 229.1122
(d)(1)(iii) and (d)(4)(ix), which the Asserting Party has concluded is not applicable to the servicing activities it performs with respect to the asset-backed securities transactions covered by this report (the "Applicable Servicing Criteria"). Specifically, criteria 229.1122 (d)(4)(ix) is not applicable as these are no variable rate mortgage loans within the Platform, as defined below. The Asserting Party has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities during the Reporting Period and the Asserting Party elects to take responsibility for assessing compliance with the Applicable Servicing Criteria or portion of the Applicable Servicing Criteria applicable to such Vendors, as listed in Appendix
A. The transactions covered by this report include the asset-backed securities transactions conducted by the Asserting Party that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 during the Reporting Period (the "Platform"), as listed in Appendix B.

The Asserting Party has assessed its compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria with respect to the Platform taken as a whole, except for the following: four of thirty-five monthly reports tested, representing the monthly reports for two of the six transactions with reporting dates inconsistent with the other four transactions, were not delivered in accordance with the timeframes established by the transaction agreements and the servicing criteria set forth in 229.1122(d)(3)(i), foreclosure was not initiated in accordance with the timeframes established by the transaction agreements and the servicing criteria set forth in 229.1122(d)(4)(vii) for nine of twenty-four loans tested, and hazard insurance payments made on behalf of obligors were not completed on or before the due date for two of sixty loans tested as set forth in 229.1122(d)(4)(xi). As of February 2007, the Asserting Party has procedures in place to ensure that all monthly reports are delivered timely, that all foreclosures are initiated timely, and to ensure the monitoring of hazard insurance payment due dates.

Deloitte & Touche, an independent registered public accounting firm, has issued an attestation report on the undersigned's assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period as set forth in this assessment

Date: March 15, 2007

Taylor, Bean & Whitaker Mortgage Corp.

By /s/ Paul Allen
Paul Allen
Chief Executive Officer


(page)


Appendix A


1122(d)(2)(i): Payments on mortgage loans are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.

1122(d)(4)(xi): Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.


(page)


Appendix B

Mortgage-Backed Pass-Through Certificates 2006-1
Mortgage-Backed Pass-Through Certificates 2006-2
Mortgage-Backed Pass-Through Certificates 2006-3
Mortgage-Backed Pass-Through Certificates 2006-4
Mortgage-Backed Pass-Through Certificates 2006-5
Mortgage-Backed Pass-Through Certificates 2006-6





EX-33 (c)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (d)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-34 (a)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
1901 6th Avenue, North
Suite 1600
Birmingham AL 35203-2690
Telephone (205) 252 8400
Facsimile (205) 252 7776


Report of Independent Registered Public Accounting Firm


To The Board of Directors and Shareholders
The Colonial BancGroup, Inc.:

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with SEC Regulation AB
Servicing Criteria, that Colonial Bank, N.A. complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the TBW Mortgage-Back Pass-Through Certificates, Series 2006-01, TBW Mortgage-Back Pass-Through Certificates,Series 2006-02, TBW Mortgage-Back Pass-Through Certificates, Series 2006-03, TBW Mortgage-Back Pass-Through Certificates, Series 2006-04, TBW Mortgage-Back Pass-Through Certificates, Series 2006-05, and TBW Mortgage-Back Pass-Through Certificates, Series 2006-06 (the Platform), as of December 31, 2006 and for the period, from March 30, 2006 to December 31, 2006, excluding criterion 1122(d)(1)(i); 1122(d)
(1)(iii); 1122(d)(2)(i) through 1122(d)(2)(vii); 1122(d)(3)(i) through 1122(d)
(3)(iv);1122(d)(4)(iv) through 1122(d)(4)(xv), which the Company has determined are not applicable to the activities performed by the Company with respect to the servicing platform. Management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform as named above. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public
Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the period ended December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
February 23, 2007





EX-34 (b)
Report of Independent Registered Public Accounting Firm


Taylor, Bean & Whitaker Mortgage Corp.
Ocala, Florida

We have examined Taylor, Bean & Whitaker Mortgage Corp.'s (the "Company's") compliance with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the Residential Mortgage Loans Platform (the "Platform") described in the accompanying Management's Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria as of December 31, 2006 and for the period from March 30, 2006 through December 31, 2006, excluding criteria 1122 (d)(1)(iii) and 1122 (d)(4)(ix), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Appendix B to management's assertion identifies the individual asset-backed transactions defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each specific asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion, for servicing criteria 1122
(d)(2)(i) and 1122 (d)(4)(xi) the Company has engaged vendors to perform certain activities required by this servicing criteria. The Company has determined that these vendors are not considered "servicers" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to these vendors as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to these vendors. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06.


(page)


Our examination disclosed the following instances of material noncompliance with criteria 1122 (d)(3)(i), 1122 (d)(4)(vii) and 1122 (d)(4)(xi) applicable to the Company during the period from March 30, 2006 through December 31, 2006. Four of thirty-five monthly reports tested were not delivered within timeframes set forth in the transaction agreements. Foreclosure was not initiated within the timeframes established by the transaction agreements for nine of twenty-four loans tested. Hazard insurance payments made on behalf of obligors were not completed on or before the due date for two of sixty loans tested.

In our opinion, except for the instances of material noncompliance described in the preceding paragraph, the Company complied with the aforementioned applicable servicing criteria as of December 31, 2006 and for the period from March 30, 2006 through December 31, 2006 for the Residential Mortgage Loans Platform, in all material respects.

Management's assertion (assessment) includes management's responses to the material noncompliance identified in our examination. Such responses have not been subjected to the procedures applied in our examination and, accordingly, we do not express an opinion or provide any form of assurance on the appropriateness of the responses or the effectiveness of any corrective actions described therein.


/s/ Deloitte & Touche LLP

Jacksonville, FL
March 15, 2007
Certified Public Accountants





EX-34 (c)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperation.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (d)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperation.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-35 (a)
February 27, 2007

To:  Wells Fargo Bank, NA
     9062 Old Annapolis Road
     Columbia, Maryland 20145
     Attn: Corporate Trust Services (TBW 2006-5)

     BNP Paribas Mortgage Securities, LLC
     787 Seventh Avenue
     New York, New York 10019
     Attn: Mortgage Trading (TBW 2006-5)

     BNP Paribas Mortgage Corp.
     787 Seventh Avenue
     New York, New York 10019
     Attn: Mortgage Trading (TBW 2006-5)

Re: Annual Officer's Certificate delivered pursuant to Section 12A.04 of that certain Master Mortgage Loan Purchase and Servicing Agreement dated as of October 1, 2006 (the "Agreement"), by and among Taylor, Bean & Whitaker Mortgage Corp., as seller and servicer (the "Servicer") and BNP Paribas Mortgage Corp. relating to the issuance of the TBW Mortgage-Backed Pass-Through Certificates, Series 2006-5

Paul R. Allen, the undersigned duly authorized Chief Executive Officer of the Servicer, does hereby certify the following for the calendar year ending on December 31, 2006:

1. A review of the activities of the Servicer during the preceding calendar year (or portion thereof) and of its performance under the Agreement and any applicable Reconstitution Agreement during such period has been made under my supervision.

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Agreement and any applicable Reconstitution Agreement in all material respects throughout such calendar year (or applicable portion thereof), except for the following: three monthly reports were not delivered within the timeframes established by the Agreement due to inconsistent reporting deadlines with the Servicer's other securitization transactions. As of February, 2007, the Servicer has procedures in place to ensure that all monthly reports are delivered timely.

3. I have specifically identified to the Master Servicer, the Depositor and the Purchaser each such failure known to me and the nature and status thereof, including the steps being taken by the Servicer to remedy such default.

Certified By:
Taylor, Bean & Whitaker Mortgage Corp.
/s/ Paul R. Allen
Name:  Paul R. Allen
Title: Chief Executive Officer
TBW 2006-5





EX-35 (b)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 23, 2007

BNP Paribas Mortgage Securities LLC
787 Seventh Avenue
New York, NY 10019

RE: Annual Statement As To Compliance for TBW Mortgage-Backed Trust Series
2006-5

Per Section 3.21 of the Pooling and Servicing Agreement, dated as of 10/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:


(A) a review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this Agreement has been made under such officer's supervision and

(B) to the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof. Such Annual Statement of Compliance shall contain no restrictions or limitations on its use.


Certified By:
/s/ Scott Strack
Scott Strack, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary





EX-35 (c)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 23, 2007

BNP Paribas Mortgage Securities LLC
787 Seventh Avenue
New York, NY 10019

RE: Annual Statement As To Compliance for TBW Mortgage-Backed Trust Series
2006-5

Per Section 3.21 of the Pooling and Servicing Agreement, dated as of 10/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:


(A) a review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this Agreement has been made under such officer's supervision and

(B) to the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof. Such Annual Statement of Compliance shall contain no restrictions or limitations on its use.


Certified By:
/s/ Scott Strack
Scott Strack, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary